Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2022-C14
filed 2024-03-18
CIK 1901814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Item 1C.  Cybersecurity.

Omitted.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Computershare Trust Company, National Association, as Certificate Administrator

33.6         Computershare Trust Company, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 33.1)

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.10       K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (see Exhibit 33.3)

33.11       Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 33.6)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan (see Exhibit 33.7)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Hallmark Mortgage Loan (see Exhibit 33.1)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Hallmark Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.16       K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan on and after May 2, 2023 (see Exhibit 33.3)

33.17       Wilmington Trust, National Association, as Trustee of The Hallmark Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Computershare Trust Company, National Association, as Custodian of The Hallmark Mortgage Loan (see Exhibit 33.6)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of The Hallmark Mortgage Loan (see Exhibit 33.7)

33.20       KeyBank National Association, as Primary Servicer of the 1100 & 820 First Street NE Mortgage Loan

33.21       LNR Partners, LLC, as Special Servicer of the 1100 & 820 First Street NE Mortgage Loan

33.22       Wilmington Trust, National Association, as Trustee of the 1100 & 820 First Street NE Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Computershare Trust Company, National Association, as Custodian of the 1100 & 820 First Street NE Mortgage Loan (see Exhibit 33.6)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the 1100 & 820 First Street NE Mortgage Loan

33.25       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 33.20)

33.26       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 33.20)

33.27       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 33.6)

33.29       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 33.24)

33.30       KeyBank National Association, as Primary Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 33.20)

33.31       KeyBank National Association, as Special Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 33.20)

33.32       Wilmington Trust, National Association, as Trustee of the Coleman Highline Phase IV Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Computershare Trust Company, National Association, as Certificate Administrator

34.6         Computershare Trust Company, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 34.1)

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.10       K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (see Exhibit 34.3)

34.11       Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 34.6)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan (see Exhibit 34.7)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Hallmark Mortgage Loan (see Exhibit 34.1)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Hallmark Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.16       K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan on and after May 2, 2023 (see Exhibit 34.3)

34.17       Wilmington Trust, National Association, as Trustee of The Hallmark Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Computershare Trust Company, National Association, as Custodian of The Hallmark Mortgage Loan (see Exhibit 34.6)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of The Hallmark Mortgage Loan (see Exhibit 34.7)

34.20       KeyBank National Association, as Primary Servicer of the 1100 & 820 First Street NE Mortgage Loan

34.21       LNR Partners, LLC, as Special Servicer of the 1100 & 820 First Street NE Mortgage Loan

34.22       Wilmington Trust, National Association, as Trustee of the 1100 & 820 First Street NE Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Computershare Trust Company, National Association, as Custodian of the 1100 & 820 First Street NE Mortgage Loan (see Exhibit 34.6)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the 1100 & 820 First Street NE Mortgage Loan

34.25       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 34.20)

34.26       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 34.20)

34.27       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 34.6)

34.29       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 34.24)

34.30       KeyBank National Association, as Primary Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 34.20)

34.31       KeyBank National Association, as Special Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 34.20)

34.32       Wilmington Trust, National Association, as Trustee of the Coleman Highline Phase IV Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.7         K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (see Exhibit 35.3)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Hallmark Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Hallmark Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.10       K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan on and after May 2, 2023 (see Exhibit 35.3)

35.11       KeyBank National Association, as Primary Servicer of the 1100 & 820 First Street NE Mortgage Loan

35.12       LNR Partners, LLC, as Special Servicer of the 1100 & 820 First Street NE Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 35.11)

35.14       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 35.11)

35.15       KeyBank National Association, as Primary Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 35.11)

35.16       KeyBank National Association, as Special Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 35.11)

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

Date: March 18, 2024