Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2022-C14
filed 2025-03-17
CIK 1901814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1100 & 820 First Street NE Mortgage Loan, which constituted approximately 6.5% of the asset pool of the issuing entity as of its cut-off date.  The 1100 & 820 First Street NE Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1100 & 820 First Street NE Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2021-C12 transaction, Commission File Number 333-257737-01 (the “BBCMS 2021-C12 Transaction”). This loan combination, including the 1100 & 820 First Street NE Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2021-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

33.2        K-Star Asset Management LLC, as Special Servicer

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

33.8        K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 33.2)

33.9        Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

33.10      Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 33.5)

33.11      Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan (see Exhibit 33.6)

33.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Hallmark Mortgage Loan (see Exhibit 33.1)

33.13      K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan (see Exhibit 33.2)

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

34.2        K-Star Asset Management LLC, as Special Servicer

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

34.8        K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 34.2)

34.9        Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

34.10      Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 34.5)

34.11      Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan (see Exhibit 34.6)

34.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Hallmark Mortgage Loan (see Exhibit 34.1)

34.13      K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan (see Exhibit 34.2)

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

35.2        K-Star Asset Management LLC, as Special Servicer

35.3        Computershare Trust Company, National Association, as Certificate Administrator

35.4        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 35.1)

35.5        K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 35.2)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Hallmark Mortgage Loan (see Exhibit 35.1)

35.7        K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan (see Exhibit 35.2)

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

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 14, 2025